Form 10-K/A
period 2019-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18
filed 2020-05-05
CIK 1617760

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

Not Applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 26, 2020 (the “Original Form 10-K”), is to replace the documents previously filed as Exhibits 33.3, 33.4, 33.6, 33.7, 34.3, 34.4, 34.6, 34.7, 35.1, 35.2, 35.3 and 35.4 to the Original Form 10-K, in each case correcting a clerical error of the certificate administrator, which filed incorrect versions of such documents. No other changes have been made to the Original Form 10-K other than the changes described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

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
Date: May 5, 2020