Form 10-K/A
period 2022-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C18
filed 2023-08-02
CIK 1617760

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

Not Applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 27, 2023 (the “Original Form 10-K”), is to file a replacement report on assessment of compliance with servicing criteria provided by Berkadia Commercial Mortgage LLC, which replacement report contains a clerical revision regarding the beginning date of the covered platform. Such revised document replaces the corresponding document previously filed as Exhibit 33.7 to the Original Form 10-K. No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

●	Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC, as servicing function participant in respect of 5.32% of the mortgage pool for the reporting period.

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

33.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

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

Date: August 2, 2023